Form 10-K
period 2007-12-31
Impac Secured Assets Corp., Mortgage Pass-Through Certificates, Series 2007-1
filed 2008-03-31
CIK 1389881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-131328-05

                        Impac Secured Assets Trust 2007-1
          (Exact name of Issuing Entity as specified in its Charter)

                            Impac Secured Assets Corp.
           (Exact name of depositor as specified in its Charter)

                            Impac Funding Corporation
             (Exact name of sponsor as specified in its Charter)

                                                            20-8482208
                                                            20-8482240
                  California                                20-8482275
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          19500 Jamboree Road
          Irvine, California                                    92612
 (Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (949) 475-3600

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X] (Do not Check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders;
     (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
     December 24, 1980).

     See Part IV, Item 15.

                                     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 1A.  Risk Factors.

     Omitted.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Omitted.

     ITEM 3.  Legal Proceedings.

     Omitted.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Omitted.

     ITEM 9A.  Controls and Procedures.

     Omitted.

     ITEM 9A(T).  Controls and Procedures.

     Omitted.

     ITEM 9B. Other Information.

     Not Applicable.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted.

     ITEM 11.  Executive Compensation.

     Omitted.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted.

     ITEM 14.  Principal Accounting Fees and Services.

     Omitted.

              ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     None.

     Item 1114(b)(2) of Regulation AB , Significant Enhancement
     Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 of Regulation AB.

     Item 1115(b) of Regulation AB , Significant Enhancement
     Provider Information.

     Bear Stearns Financial Products Inc. provides a cap contract and swap to the trust as disclosed in a 424(b)(5) filing dated February 23, 2007. No additional disclosure is necessary because the significance percentage for the cap contract and swap is less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     The information regarding this item has been previously filed in a 424(b)(5) filing dated February 23, 2007. No applicable updates.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this item has been previously filed in a 424(b)(5) filing dated February 23, 2007.

     On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of the Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

     In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including Bear Stearns Financial Products Inc.'s obligations under interest rate swap Agreement and cap contracts. A copy of the Guaranty is filed as Exhibit
     99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the interest rate swap agreement and cap contract remain unchanged.

     JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria

     The Master Servicer has reviewed Item 1122 of Regulation AB and determined that there were two instances of noncompliance by the Master Servicer with respect to the Platform:

        a. Item 1122 (d)(1)(i) with respect to monitoring of performance triggers and events of default.

        b. Item 1122 (d)(2)(vii) with respect to reconciliations being prepared within 30 calendar days or such other number of days as specified in the transaction agreements.

     See Item 15 for further discussion.

     Item 1123 of Regulation AB, Servicer Compliance Statement

     The Master Servicer has reviewed Item 1123 of Regulation AB and determined that there were two instances of noncompliance by the Master Servicer with respect to the transaction:

        a. Item 1122 (d)(1)(i) with respect to monitoring of performance triggers and events of default.

        b. Item 1122 (d)(2)(vii) with respect to reconciliations being prepared within 30 calendar days or such other number of days as specified in the transaction agreements.

     See Item 15 for further discussion.

                                     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3) Exhibits.

             1.1 Underwriting Agreement, dated February 14, 2007 among Impac Funding Corporation, Impac Secured Assets Corp., Impac Mortgage Holdings Inc., Countrywide Securities Corporation, Bear, Stearns & Co. Inc. and Merrill Lynch & Co. (As previously filed on Form 8-K filed on March 12, 2007 and hereby incorporated by reference into this report on Form 10-K)

             4.1 Pooling and Servicing Agreement, dated as of February 1, 2007 among Impac Secured Assets Corp., Impac Funding Corporation and Deutsche Bank National Trust Company. (As previously filed on Form 8-K filed on March 12, 2007 and hereby incorporated by reference into this report on Form 10-K)

             Exhibit 33.1 Impac Funding Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 33.2 Countrywide Financial Corporation's Annual Report on Assessment of Compliance for Year End
             December 31, 2007.

             Exhibit 33.3 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

             Exhibit 34.1 Impac Funding Corporation's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

             Exhibit 34.2 Countrywide Financial Corporation's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

             Exhibit 34.3 Deutsche Bank National Trust Company's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

             Exhibit 35.1 Impac Funding Corporation's Annual Statement of Compliance for Year End December 31, 2007.

             Exhibit 35.2 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2007.

     (b) See (a) above.

     (c) Not Applicable.




                              SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Impac Funding Corporation,
                             as Master Servicer on behalf of the Registrant



                             By:  /s/ Mario Fegan
                              Mario Fegan
                             (Senior Officer in Charge of
                              the Servicing Function of the Master Servicer)




     Date: March 31, 2008

     EXHIBIT INDEX

     Exhibit Document

      1.1 Underwriting Agreement, dated February 14, 2007 among Impac Funding Corporation, Impac Secured Assets Corp., Impac Mortgage Holdings Inc., Countrywide Securities Corporation, Bear, Stearns & Co. Inc. and Merrill Lynch & Co. (As previously filed on Form 8-K filed on March 12, 2007 and hereby incorporated by reference into this report on Form 10-K)

      4.1 Pooling and Servicing Agreement, dated as of February 1, 2007 among Impac Secured Assets Corp., Impac Funding Corporation and Deutsche Bank National Trust Company. (As previously filed on Form 8-K filed on March 12, 2007 and hereby incorporated by reference into this report on Form 10-K)

      31 Section 302 Certification.

      33.1 Impac Funding Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.2 Countrywide Financial Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.3 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Impac Funding Corporation's Report for Year End December 31, 2007.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Countrywide Financial Corporation's Report for Year End December 31, 2007.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Annual Report for Year End December 31, 2007.

      35.1 Impac Funding Corporation's Annual Statement of Compliance for Year End December 31, 2007.

      35.2 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2007.